Form 10-K
period 2007-12-31
GSAMP Trust 2007-FM2
filed 2008-03-28
CIK 1389420

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-139817-02

      GSAMP Trust 2007-FM2
      (exact name of issuing entity as specified in its charter)

      GS Mortgage Securities Corp.
      (exact name of the registrant (depositor) as specified in its charter)

      Goldman Sachs Mortgage Company
      (exact name of the sponsor as specified in its charter)



  New York                                54-2198917
  (State or other jurisdiction of         54-2198918
  incorporation or organization of        54-2198919
  issuing entity)                         54-2198920
                                          54-2198921
                                          54-6737519
                                          (I.R.S. Employer
                                          Identification No.
                                          of issuing entity)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code of
  offices of issuing entity)                    issuing entity)


 Telephone number, including area code, for issuing entity: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X




  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  See Item 15 (a).



                                     PART I

  Item 1.      Business.

               Not applicable.


  Item 1A.     Risk Factors.

               Not applicable.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Not applicable.


  Item 3.      Legal Proceedings.

               Not applicable.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Not applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Not applicable.


  Item 6.      Selected Financial Data.

               Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Not applicable.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Not applicable.


  Item 8.      Financial Statements and Supplementary Data.

               Not applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Not applicable.


  Item 9A.     Controls and Procedures.

               Not applicable.


  Item 9A(T).  Controls and Procedures.

               Not applicable.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Not applicable.


  Item 11.     Executive Compensation.

               Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Not applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Not applicable.


  Item 14.     Principal Accountant Fees and Services.

               Not applicable.




              ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Goldman Sachs Mitsui Marine Derivative Products, L.P. provides an Interest Rate Cap derivative instrument and an Interest Rate Swap derivative instrument for the issuing entity. No additional disclosure is necessary because the aggregate significance percentage for the Interest Rate Cap and the Interest Rate Swap is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

Legal Proceedings Regarding Fremont General Corporation

Pursuant to a Form 8-K filed by Fremont General Corporation (the "Company") (Commission File No.: 001-08007, CIK: 0000038984), parent of Fremont Investment & Loan ("FIL"), the servicer and the original loan seller, on March 5, 2007 (the "March 5th Announcement"), the Company stated that on June 2004, the then State of California Insurance Commissioner, John Garamendi (the "Commissioner"), as statutory liquidator of Fremont Indemnity Company ("Fremont Indemnity"), filed suit in Los Angeles Superior Court against the Company, alleging the improper utilization by the Company of certain net operating loss deductions ("NOLs") allegedly belonging to its Fremont Indemnity subsidiary. The Company stated that this complaint involves issues that were considered resolved in an agreement dated July 2, 2002, among the California Department of Insurance, Fremont Indemnity and the Company (the "Letter Agreement"). According to the announcement, the Letter Agreement was executed on behalf of the California Department of Insurance by the Honorable Harry Low, the State of California Insurance Commissioner at that time. On November 22, 2005, upon the Third Amended Complaint, the Court dismissed the lawsuit. Shortly thereafter, the Commissioner commenced an appeal.

According to the March 5th Announcement, on February 28, 2007, the Court of Appeal of the State of California reversed the trial court's dismissal and sent the case back to the trial court for further proceedings. The Company stated that they continue to believe that this lawsuit is without merit and intends to vigorously defend against it.

In addition, according to the March 5th Announcement, in August 2004, the Commissioner, as statutory liquidator of Fremont Indemnity, filed an additional and separate complaint against the Company on behalf of Fremont Indemnity as successor in interest to Comstock Insurance Company ("Comstock"), a former affiliate of Fremont Indemnity, which was subsequently merged into Fremont Indemnity. This case alleged similar causes of action regarding the usage of Comstock's NOLs as improper transactions with other insurance subsidiaries and affiliates of Fremont Indemnity. This complaint also involves issues that were considered resolved in the Letter Agreement. The Company stated that on April 22, 2005, the Court dismissed, without leave to amend, the entire complaint. Shortly thereafter, the Commissioner appealed.

According to the March 5th Announcement, on February 28, 2007, the Court of Appeal of the State of California reversed the trial court's dismissal and sent the case back to the trial court for further proceedings. The Company stated that they continue to believe that this lawsuit is without merit and intends to vigorously defend against it.

Pursuant to a Form 8-K filed on March 8, 2007 (the "March 8th Announcement"), the Company announced that it, FIL and the Company's wholly owned subsidiary, Fremont General Credit Corporation, entered into a voluntary formal agreement, to be designated as a cease and desist order, with the Federal Deposit Insurance Corporation. According to the announcement, the cease and desist order requires, among other things, FIL to cease and desist from the following:

* Operating with management whose policies and practices are detrimental to FIL;

* Operating FIL without effective risk management policies and procedures in place in relation to FIL's brokered subprime mortgage lending and commercial real estate construction lending businesses;

* Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by FIL;

* Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

* Operating with a large volume of poor quality loans;

* Engaging in unsatisfactory lending practices;

* Operating without an adequate strategic plan in relation to the volatility of FIL's business lines and the kind and quality of assets held by FIL;

* Operating with inadequate capital in relation to the kind and quality of assets held by FIL;

* Operating in such a manner as to produce low and unsustainable earnings;

* Operating with inadequate provisions for liquidity in relation to the volatility of FIL's business lines and the kind and quality of assets held by FIL;

* Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to FIL, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

* Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

* Operating in violation of Section 23B of the Federal Reserve Act, in that

* FIL engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

* Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

According to the March 8th Announcement, the Company stated that the cease and desist order also requires FIL to take a number of steps, including (1) having and retaining qualified management; (2) limiting the Company's and Fremont General Credit Corporation's representation on FIL's board of directors and requiring that independent directors comprise a majority of FIL's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over FIL's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether FIL's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying FIL's loan portfolio; (8) implementing a policy covering FIL's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on FIL's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over FIL's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded non-recourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of FIL's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by FIL without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over FIL's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation; (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

Pursuant to the March 8th Announcement, the Company announced that it has consented to the terms of the cease and desist order issued by the Federal Deposit Insurance Corporation without admitting to the allegations contained in the cease and desist order.

Pursuant to a Form 8-K filed on October 5, 2007 (the "October 5th Announcement"), the Company, doing business primarily through its wholly-owned industrial bank, FIL (collectively, "Fremont"), issued a press release responding to the lawsuit filed against Fremont by the Massachusetts Attorney General's office. According to the October 5th Announcement, the Massachusetts Attorney General's Office announced the filing of a lawsuit in Massachusetts Superior Court for Suffolk County on behalf of borrowers in Massachusetts, alleging that Fremont engaged in unfair or deceptive practices in connection with origination and servicing of residential mortgage loans. The complaint seeks injunctive relief and equitable relief for Massachusetts borrowers and civil penalties. Fremont stated that they believes the lawsuit is without merit and will defend itself vigorously.

In addition, pursuant to a Form 10-Q filed on November 9, 2007 by the Company, the parent of Fremont, the original loan seller and servicer, on October 23, 2007, Morgan Stanley Mortgage Capital Holdings LLC filed a lawsuit in the United States District Court for the Southern District of New York against Fremont alleging breaches with respect to residential mortgage loans it sold to Morgan Stanley Mortgage Capital Holdings LLC between May 1, 2005 and December 28, 2006. The complaint alleges damages of at least $10 million.

Pursuant to a Form 8-K filed on January 14, 2008 (the "January 14th Announcement") by the Company, the Company stated that on January 8, 2008, a purported shareholder derivative complaint, entitled Frank Taylor, Jr. vs. Fremont General Corporation, et al., was filed in the United States District Court for the Central District of California. The Company stated that the derivative complaint was brought for the benefit of the Company against former members of the Company and alleges that all of such individuals breached their fiduciary duties, resulting in substantial monetary losses and other damages to the Company, and that the former Chairman of the Board engaged in insider trading and was thereby unjustly enriched.

In addition, pursuant to the January 14th Announcement, the Company stated that the derivative complaint seeks, among other things, (i) unspecified damages equal to the amount by which the Company has been damaged by the defendants as a result of their breach of fiduciary duties; (ii) the establishment of a constructive trust in favor of the Company for both the amount of proceeds received by the former Chairman from both the sale of his Company common stock during the period specified in the complaint as well as for proceeds otherwise derived from his service as a director and/or executive officer of the Company;
(iii) an order requiring the former Chairman to disgorge to the Company all proceeds derived from his sale of the Company common stock during the period specified in the complaint in addition to all proceeds otherwise derived from his service as a director and/or executive officer of the Company; (iv) the establishment of a constructive trust in favor of the Company for proceeds derived from the service by the former President and Chief Executive Officer and Executive Vice President and Chief Operating Officer as directors and/or executive officers of the Company; and (v) an award to the plaintiff of costs and disbursements of action, including reasonable attorneys' and experts' fees, costs and expenses.

According to a press release issued by the Office of the Attorney General of Massachusetts on February 26, 2008 (the "Massachusetts Release"), on February 25, 2008 Massachusetts Suffolk Superior Court Judge Ralph D. Gants granted a preliminary injunction against FIL which prohibits FIL from initiating or advancing foreclosures on loans that are "presumptively unfair." According to the Massachusetts Release, under the terms of the injunction FIL must provide the Massachusetts Attorney General's Office with at least a 30-day notice of all foreclosures it intends to initiate for the approximately 2,200 loans that FIL still owns and services, and allow the Attorney General an opportunity to object to the foreclosure going forward. According to the Massachusetts Release, if FIL has issued a loan that is considered "presumptively unfair," and the borrower occupies the property as his or her principal dwelling, the Attorney General has 45-days to object to the foreclosure. According to the Massachusetts Release, a loan is "presumptively unfair" if it possesses the following characteristics:

* The loan is an adjustable rate mortgages with an introductory period of three years or less:

* The loan has an introductory or "teaser" interest rate that is at least three percent lower than the fully-indexed rate (the relevant index at the time of origination plus the margin specified in the mortgage note);

* The borrower has a debt-to-income ratio (the ratio between the borrower's monthly debt payments, including the monthly mortgage payment, and the borrower's monthly income) that would have exceeded 50% if Fremont had measured the debt, not by the debt due under the teaser rate, but by the debt due under the fully-indexed rate; and

* FIL extended 100% financing or the loan has a substantial prepayment penalty or penalty that lasts beyond the introductory period.

According to the Massachusetts Release, after the notice and objection process, FIL may only proceed with a foreclosure to which the Attorney General objects if FIL files a request with the court, and the court reviews the matter and agrees that a foreclose is appropriate. According to the Massachusetts Release, in considering whether to allow the foreclosure, the court will consider, among other factors, whether the loan is unfair and whether FIL has taken reasonable steps to work out the loan and avoid foreclosure. According to the Massachusetts Release, the preliminary injunction does not release borrowers from their monthly mortgage obligations.

Pursuant to a Form 8-K filed on March 28, 2008 (the "March 28th Announcement") by the Company, the Company stated that on March 26, 2008 the Federal Deposit Insurance Corporation ("FDIC"), with the concurrence of the California Department of Financial Institutions, issued a Supervisory Prompt Corrective Action Directive ("Directive") to FIL, to the Company and to Fremont General Credit Corporation ("FGCC"), the Company's wholly-owned subsidiary and direct parent to FIL. According to the March 28th Announcement, the Directive requires FIL, the Company and FGCC to take one or more of the following actions to recapitalize FIL within 60 days, or by May 26, 2008:

* FIL shall sell enough voting shares or obligations of FIL so that FIL will be "adequately capitalized," as defined under the Federal Deposit Insurance Act and the related FDIC regulations, after the sale; and/or

* FIL shall accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution; and

* The Company and FGCC shall divest themselves of FIL.

According to the March 28th Announcement, the Company states that in the Directive, the FDIC has categorized FIL as being an "undercapitalized" depository institution, as defined under the Federal Deposit Insurance Act and FDIC rules and regulations. Additionally, the Company stated that the Directive also sets forth certain limitations and restrictions on FIL and its business. The Company stated that the Directive restricts the interest rates that FIL may pay on deposits to prevailing rates paid on deposits of comparable amounts and maturities paid by other FDIC insured depository institutions in the State of California. In addition, the Company stated that FIL is not permitted to make any capital distributions to the Company, FGCC or any affiliate of FIL, or to pay bonuses or increase the compensation of any director or officer of FIL. The Directive further restricts transactions between FIL and its affiliates.


Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filed on February 21, 2007 (Commission File No. 333-139817-02).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15 (a).



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15 (a).



                               Part IV

  Item 15. Exhibits and Financial Statement Schedules.

  (a) Exhibits.

  (1) Not applicable.

  (2) Not applicable.

  (3)

  (4.1) Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on March 28, 2007 (Commission File No.: 333-139817-02) and is incorporated by reference herein.

  (4.1) Pooling and Servicing Agreement, dated as of February 1, 2007, by and among GS Mortgage Securities Corp., as depositor, Fremont Investment & Loan, as responsible party and servicer, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 Fremont Investment & Loan as Servicer
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 Fremont Investment & Loan as Servicer
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Fremont Investment & Loan as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) See (a) above.

   (c) Not applicable.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   GS Mortgage Securities Corp.
   (Depositor)


   /s/ Michelle Gill
   Michelle Gill, Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Exhibit 4.1 was filed as part of the Registrant's Current Report on Form 8-K filed on March 28, 2007 (Commission File No.: 333-139817-02) and is incorporated by reference herein.

   (4.1) Pooling and Servicing Agreement, dated as of February 1, 2007, by and among GS Mortgage Securities Corp., as depositor, Fremont Investment & Loan, as responsible party and servicer, Wells Fargo Bank, N.A., as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 Fremont Investment & Loan as Servicer
    33.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 Fremont Investment & Loan as Servicer
    34.3 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Fremont Investment & Loan as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
